Form 10QSB
period 2000-06-30
QCOMM INTERNATIONAL INC
filed 2000-07-27
CIK 1101149

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

                 Transition Report under Section 13 or 15 (d) of
                 The Exchange Act For the Transition Period from


               __________________________ to_____________________
                             Commission File Number

                           Q COMM International, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Utah                       0-28885                    88-4058493
----------------------------    ---------------         ------------------------
(State or other jurisdiction    Commission File              (IRS Employer
of incorporation)                  No.                      Identification No.)

 1145 South West 1680, Orem, Utah                             84058-4930
-----------------------------------------               ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone number, including area code:         (801) 226-4222


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]           No [   ]


         At July 20, 2000, there were issued and outstanding 9,334,270 shares of Common Stock.

         Transitional Small Business Format (check one) :

         Yes [ ] No [X ]  Item 4.

            Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000
            Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS

                                                                         PAGE

          Accountants' Review Report                                       1


          Unaudited Condensed Consolidated Balance Sheets,
            June 30, 2000 and December 31, 1999                            2


          Unaudited Condensed Consolidated Statements of
            Operations, for the three and six months ended
            June 30,2000 and 1999                                          3

          Unaudited Condensed Consolidated Statements of
            Cash Flows, for the six months ended
            June 30, 2000 and 1999                                     4 - 5


          Notes to Unaudited Condensed Consolidated
            Financial Statements                                      6 - 10

                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
Orem, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Q Comm International, Inc. and Subsidiary as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000. All information included in these financial statements is the representation of the management of Q Comm International, Inc. and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

/s/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

July 10, 2000
Salt Lake City, Utah

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  [Unaudited - See Accountants' Review Report]

                                     ASSETS

                                          June 30,    December 31,
                                            2000          1999
                                        ------------ ------------
CURRENT ASSETS:
 Cash in bank                            $   40,366     $  42,488
 Accounts receivable                        122,257        92,673
                                       ------------   -----------
        Total Current Assets                162,623       135,161
                                       ------------   -----------
PROPERTY & EQUIPMENT, net                   142,964        58,648
                                       ------------   -----------
OTHER ASSETS:
 Related party receivable                     5,325         5,000
 Deferred stock offering costs                    -        64,375
 Deposits                                     2,738         5,738
 Goodwill, net                              164,786             -
 Certificate of deposit                     100,000             -
                                       ------------   -----------
        Total Other Assets                  272,849        75,113
                                       ------------   -----------
                                         $  578,436     $ 268,922
                                     -------------- -------------

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
 Line of Credit                          $   49,368     $ 201,872
 Accounts payable                           329,034       377,756
 Accrued expenses                           354,251       326,279
 Advances from investors                    292,000             -
 Notes payable - related party              199,414       185,253
 Notes payable                                9,244        30,827
                                       ------------   -----------
        Total Current Liabilities         1,233,311     1,121,987

CONVERTIBLE DEBENTURE                             -       650,000
                                       ------------   -----------
        Total Liabilities                 1,233,311     1,771,987
                                       ------------   -----------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
    1,000,000 shares authorized,
    no shares issued and outstanding              -             -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    8,220,325 and 6,629,675 shares
    issued and outstanding, respectively      8,220         6,630
  Capital in excess of par value          2,510,967     1,190,144
  Deficit accumulated during the
    development stage                    (3,174,062)   (2,699,839)
                                       ------------   -----------
        Total Stockholders' (Deficit)      (654,875)   (1,503,065)
                                       ------------   -----------
                                         $  578,436     $ 268,922
                                       ------------   -----------


Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  [Unaudited - See Accountants' Review Report]

                                  For the Three          For the Six
                                   Months Ended          Months Ended
                                     June 30,              June 30,
                             ---------------------- -----------------------
                                 2000       1999        2000       1999
                              ---------   ---------   --------- -----------
NET SALES                     $ 301,321   $ 370,811    $449,971  $1,020,469

COST OF GOOD SOLD               212,613     272,404     329,123     509,622
                              ---------   ---------   --------- -----------
  Gross Profit                   88,708      98,407     120,848     510,847
                              ---------   ---------   --------- -----------

EXPENSES:
  General and administrative    290,637     265,722     600,225     575,754
  Selling expenses               24,269      13,983      62,426      22,106
                              ---------   ---------   --------- -----------
        Total Expenses          314,906     279,705     662,651     597,860
                              ---------   ---------   --------- -----------
INCOME (LOSS) FROM
  OPERATIONS                   (226,198)    (87,013)   (541,803)    (87,013)
                              ---------   ---------   --------- -----------


OTHER INCOME (EXPENSE):
  Interest expense              (14,949)    (10,928)    (26,510)    (13,028)
                              ---------   ---------   --------- -----------
        Total Other Income

            (Expense)           (14,949)    (10,928)    (26,510)    (13,028)
                              ---------   ---------   --------- -----------

INCOME (LOSS) BEFORE
   INCOME TAXES                (241,147)   (100,041)   (568,313)   (100,041)

CURRENT TAX EXPENSE                --          --          --          --

DEFERRED TAX EXPENSE               --          --          --          --
                              ---------   ---------   --------- -----------
LOSS FROM OPERATIONS           (241,147)   (100,041)   (568,313)   (100,041)

EXTRAORDINARY ITEM, gain
  on extinguishment of debt      79,781      31,768      94,090      31,768
                              ---------   ---------   --------- -----------

NET INCOME (LOSS)             $(161,366)  $(160,458)   $(68,273)  $ (68,273)
                              ---------   ---------   --------- -----------

INCOME (LOSS) PER COMMON
  SHARE                       $    (.02)  $    (.03)  $    (.06)  $    (.01)
                              ---------   ---------   --------- -----------



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  [Unaudited - See Accountants' Review Report]


                                                     For the Six
                                                     Months Ended
                                                       June 30,
                                                  --------------------
                                                     2000       1999
                                                  ---------   ---------
Cash Flows From Operating Activities:
  Net income (loss)                               $(474,223) $ (68,273)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and amortization expense            23,821
    Non cash expense                                  3,033     19,000
    Gain on extingishment of debt                   (94,090)    31,768
    Changes in assets and liabilities:
      Decrease (increase) in accounts
        receivable                                  (91,244)    19,610
      Decrease in other receivables                  61,335   (150,515)
      Decrease in deposits                            3,000          -
      (Increase) in certificate of deposit         (100,000)         -
      (Decrease) in accounts payable                (47,283)  (188,981)
      Increase (decrease) in accrued expenses        35,727     (6,812)
                                                   -------- ----------
        Net Cash (Used) by Operating

          Activities                               (679,924)  (344,203)
                                                  --------- ----------
Cash Flows From Investing Activities:
  Purchase of property & equipment                  (98,362)         -
  Decrease in notes receivable                            -          -

                                                  ---------  ---------
        Net Cash Provided (Used) by

           Investing Activities                     (98,362)         -
                                                  ---------  ---------
Cash Flows From Financing Activities:
  Issuance of common stock                          550,000     89,223
  Net increase (decrease) in lines of credit        (58,414)     1,922
  Increase in advances from investors               292,000    629,391
  Increase in notes payable - related party          14,161          -
  Payments on notes payable                         (21,583)         -
                                                  ---------  ---------
        Net Cash Provided by Financing

          Activities                                776,164    720,536
                                                  ---------  ---------
Net Increase in Cash                                 (2,122)   376,332

Cash at Beginning of Period                          42,488      1,019
                                                  ---------  ---------
Cash at End of Period                              $ 40,366  $ 377,351
                                                  ---------  ---------
Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the periods for:
    Interest                                       $      -  $       -
    Income taxes                                   $      -  $       -

                                   [Continued]
                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  [Unaudited - See Accountants' Review Report]

                                   [Continued]

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the six months ended June 30, 2000:

     During March 2000, the Company recorded $174,561 of Goodwill relating to the Company's acquisition of Azore Acquisition, Inc. [See Notes 3 and 7].

     During February 2000, the Company converted $500,000 of convertible debentures to 683,523 shares of common stock.

     During May 2000, the Company converted $150,000 of convertible debentures to 212,532 shares of common stock.

  For the six months ended June 30, 1999:

     During January 1999, the Company issued 12,000 shares of pr eviously authorized but unissued common stock for services rendered valued at $9,000(or $.75 per share).

     During March 1999, the Company issued 13,333 shares of previously authorized but unissued common stock for services rendered valued at $10,000(or $.75 per share).

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Q Comm (the Company) was organized on February 7, 1986 as Four Rivers Development, Inc. This name was changed on August 3, 1998 to Q Comm International Inc. in conjunction with the purchase of three operating companies. On March 20, 2000 the Company acquired 100% of another company through the issuance of stock. The Company is headquartered in Orem, Utah but provides telecommunication services to end users throughout the United States. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year

  Revenue Recognition - Revenue is recognized as services are performed. Financing through notes receivable is serviced though independent collection agencies. Revenue is recognized when the notes are signed and the related service provided. Ongoing revenue and expenses from telecommunication services are passed through to customers, with the related portion due to the Company recognized upon notification from the service provider.

  Amortization - Amortization of Goodwill is provided on the straight-line method over five years.

  Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years.

  Earnings Per Share - The Company computes earnings per share in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. [See Note 10]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Advertising Costs - Advertising and marketing costs are expensed as incurred. Advertising and market costs amounted to $62,425 and $22,106 for the periods ended June 30, 2000 and 1999, respectively.

            Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line method over the estimated useful lives of the assets.

NOTE 2 - RECAPITALIZATION

  On August 3, 1998 the Company changed its name from Four Rivers Development, Inc. to Q Comm International, Inc. The Company also effected a 1 for 20 reverse stock split of its common stock, thereby reducing its shares outstanding from 10,987,724 to 549,387 shares. Also on August 3, 1998, the Company acquired the following three companies: Teleconnect, Inc. (TCI), a Utah corporation, was acquired through the issuance of 3,385,481 shares of the Company's common stock to the shareholders of TCI in exchange for all of the outstanding common stock of TCI. TCI was originally formed on January 28, 1993. Teleshare 900, Inc. (T900), a Utah corporation, was acquired through the issuance of 994,037 shares of the Company's common stock to the shareholders of T900 in exchange for all of the outstanding common stock of T900. T900 was originally formed on January 28, 1993. Q Comm International, Inc. (QCI), a Nevada corporation, was acquired through the issuance of 566,154 shares of the company's common stock to the shareholders of QCI for all outstanding stock of QCI. QCI was originally formed on December 5, 1997.

  The three acquired companies were merged to form QCMERCO, Inc., which was subsequently renamed Q Comm, Inc., a wholly owned subsidiary of Q Comm International, Inc. The combination of Q Comm International, Inc. was recorded as a recapitalization.

  After the acquisitions there were 5,494,059 shares of common stock outstanding with approximately 10 percent of those shares being held by former stockholders of the Company.

NOTE 3 - ACQUISITION

  On March 20, 2000, the Company acquired 100% of Azore Acquisition, Inc. (Azore) through the issuance of 100,000 shares of restricted common stock, valued at $1.76 per share, in exchange for all of the issued and outstanding common stock of Azore. Azore, a Nevada Corporation, was originally formed on December 13, 1999. The acquisition has been accounted for as a purchase and the excess of the purchase price over the fair market value of the assets on the date of acquisition has been recorded as goodwill, and is being amortized over 5 years. Amortization expense for the periods ended June 30, 2000 and 1999 was $9,775 and $0, respectively. Azore was afterwards merged into the Company and dissolved. Azore had no operations at the time of the merger.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT

   The following is a summary of property and equipment, less accumulated depreciation, for the periods presented:

                                           June 30,        December 31,
                                             2000             1999
                                        -------------     ------------
  Equipment                             $     162,856     $     64,494

  Less: Accumulated Deprecation               (19,892)          (5,846)
                                        -------------     ------------
                                        $     142,964     $     58,648
                                        -------------     ------------

  Depreciation expense for the three months ended June 30, 2000 and 1999 was $14,046 and $0, respectively.

NOTE 5 - LINES OF CREDIT

  The Company has two lines of credit with a bank, secured by equipment and a personal guarantee from an officer of the Company. The draw on the lines were $0 and $49,368 at June 30, 2000. The interest rate is prime plus 2 percent, plus an additional 5 percent default rate due to noncompliance with the line of credit covenants (14.75 percent at June 30, 2000) with interest payments due monthly, and the principal due on demand.

  The lines of credit agreements contain various restrictive covenants. At various times during the period ended June 30, 2000, the Company was not in compliance with certain covenants and as a result, the bank has imposed a default interest rate on the lines of credit. During the six months ended June 30, 2000 the Company settled the line of credit with a balance of $172,577 for approximately $102,000.

NOTE 6 - LONG-TERM OBLIGATION

  During 1999, the Company settled with a prior landlord certain disputed charges relating to a building lease during the year ended December 31, 1998. As a result of the settlement, the Company recorded a note payable to the landlord which had a balance of $9,244 as of June 30, 2000 and $30,827 as of December 31, 1999. Payments on the note commenced in October, 1999 with a payment of $5,685 and additional monthly payments of $3,083, expiring in November 2000. The note requires no interest payments as long as the Company remains current on the principal payments.

NOTE 7 - CAPITAL STOCK AND WARRANTS

  Common Stock - During January 1999, the Company issued 12,000 shares of previously authorized by unissued common stock for services rendered valued at $9,000(or $.75 per share).

  During February 1999, the Company issued 45,631 shares of previously authorized but unissued common stock for cash of $34,223(or $.75 per share).

  During March 1999, the Company issued 13,333 shares of previously authorized but unissued common stock for services rendered valued at $10,000(or $.75 per share).

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK AND WARRANTS [Continued]

  In February 2000, the Company converted $500,000 convertible debentures to 683,523 shares of common stock.

  On March 20, 2000, the Company acquired 100% of Azore Acquisition, Inc. (Azore) through the issuance of 100,000 shares of restricted common stock in exchange for all of the issued and outstanding common stock of Azore [See Note 3]

  On April 11, 2000, the Company issued 594,594 shares of common stock for cash at $.925 per share for a total proceed of $550,000.

  During May 2000, the Company converted 150,000 convertible debentures to 212,532 shares of common stock.

  Warrants - The Company's board of directors has the authority to grant stock warrants to employees, officers and certain non- employees. These warrants are considered nonqualified for income tax purposes. As of March 31, 2000, the Company has granted warrants to purchase 49,445 shares of the Company's common stock at $1.00 per share. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 4.5 years.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2000, an operating loss carryforward of approximately $3,165,000, which may be applied against future taxable income and which expires in various year through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,108,000 as of June 30, 2000, with an offsetting valuation allowance at June 30, 2000 of the same amount. The change in the valuation allowance for the period ended June 30, 2000 is approximately $8,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURE

  The following is a summary of convertible debentures as of June 30, 2000 and December 31, 1999:

                                            June 30,        December 31,
                                              2000              1999
                                        ---------------    -------------
  2% unsecured note payable to a
     shareholder
   Due May 15, 2004 convertible
     at 65% of Market                     $         -       $   650,000

  During the year ended December 31, 1999, the Company recorded $227,500 for the beneficial conversion feature, which amount was charged to interest expense.

  In February 2000, the Company converted $500,000 of convertible debentures to 683,523 shares of common stock.

  In May 2000, the Company converted $150,000 of convertible debenture to 212,532 shares of common stock.

NOTE 10 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                  For the Three                 For the Six
                                   Months Ended                 Months Ended
                                      June 30,                     June 30,
                              ------------------------     ---------------------------
                                 2000          1999           2000            1999
                              ----------     ---------     ---------       -----------
  Earnings (loss) from
    continuing operations
    available to common
    shareholders

    (numerator)               $ (161,366)    $(160,458)     $(474,223)     $   (68,273)
                              ----------     ---------      ---------      -----------
  Weighted average
    number of common
    shares outstanding
    during the period
    used in loss per share
   (denominator)               8,089,701     5,960,685      7,513,488        5,865,439
                              ----------     ---------      ---------      -----------

  At June 30, 2000, the Company had warrants outstanding to purchase 49,445 shares of common stock, which were not used in the loss per share computation because their effect would be anti- dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

  Related party payables consisted of $106,877 to the Company's CEO and $92,537 to entities owned by the Company's CEO.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following is a discussion of certain factors affecting Q Comm's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated financial statements and related notes that are included herein.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for prepaid telephone services; increasing competition in the telecommunications market; ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

OVERVIEW

         Q Comm International, Inc. ("Q Comm" or the "Company"), a Utah corporation, is a growing national telecommunications service provider specializing in the sale and distribution of various prepaid telecommunications products including prepaid calling cards, prepaid wireless service and prepaid home dial tone phone services throughout the United States. The Company dispenses its products through Qxpress(TM), a total management system that allows retailers to instantly provide any prepaid telecom service at the point of purchase on demand; minimizing shelf space requirements, print flexible sales reports, and eliminate expensive inventory, theft and fraud. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.

         The Company's revenues originate from sales of prepaid calling cards. wireless services and prepaid home dial tone services and from service fees of the Qxpress(TM) point of sale activation system ("Qxpress(TM) System"), which fees are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. Other revenues include renewal fees of master agent resellers and miscellaneous income. While Q Comm offers several prepaid telecom products, the Company believes that its future business will be primarily in the prepaid wireless market.

         During the past year, in response to changes in the prepaid telecom marketplace, Q Comm has focused its resources on changing its strategic direction to a business-to-business prepaid telecom business, while completely eliminating any marketing efforts to recruit master agents. Under the master agent reseller program, the resellers paid the licensing fees for the rights to resell Q Comm's phone card products and to receive the Company's support in its resale efforts. The Company determined that the master agent reseller program, consisting mostly of small office/home office ("SOHO") type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth of retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business to a consumer model led by small master agent resellers to a business to business model led by large independent telecom brokers and wholesale food distributors having pre-existing relationships with large numbers of retailers. Q Comm uses its own sales force to recruit, train and support large independent telecom brokers and wholesale food distributors.

         The Company's objective is to be one of the leading prepaid telecommunications companies in the United States. To achieve this, Q Comm will need to simultaneously grow through direct and third-party sales, acquisition of small regional companies, and the continued generation of multiple revenue streams. The Company also needs to capitalize on its early marketing success by continuing to expand the current distribution channels, and maintain its focus on emerging technology while continuing to retain its high level of expertise in this industry. The Company intends to introduce many more innovative product solutions to the prepaid telecom market by exploiting leading technologies and creating cutting-edge, customized solutions for emerging customer segments.

         International opportunities are also emerging for the Company in the telecommunications arena. Overseas deregulation of telecommunications provides Q Comm with an unprecedented opportunity for joint ventures to develop and market prepaid telecommunication systems.

         The Key to the Company's future success lies in its ability to continue to provide premier prepaid telecom products, enhance its point-of-sale activation system (Qxpress(TM)) and execute its strategy of acquisition and broker/wholesaler network expansion. The Company expects that its total number of retail locations will reach 7,800 by the end of the year 2001.

RESULTS OF OPERATION FOR (i) THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 AND (ii) THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999.

REVENUES

         Q Comm generates and recognizes revenues under the categories of telecommunications which include prepaid wireless services, prepaid calling cards, prepaid home dial tone services, renewal fees of those master sales agents who have maintained their licensing agreements with the Company, the Qxpress(TM) system and other sales and miscellaneous income.

         (i) During the six months ending June 30, 2000, Q Comm's net sales were $449,971 as compared with $1,020,469 during the same period in 1999. This decrease this quarter as with the first quarter was primarily attributable to the Company's aggressive change in the manner in which it distributes its products. In response to distribution trends in the prepaid marketplace, namely the rapid increase in retail distribution, Q Comm determined that the master agent reseller program, consisting mostly of small office/home office (SOHO) type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth in retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business to consumer model led by small master agent resellers to a business to business model led by a large independent telecom brokers and wholesale food distributors having pre-existing relationships with large numbers of retailers. The Company believes that targeting retail environments through large business-to-business oriented independent telecom brokers and food wholesalers will ultimately result in significantly higher, more stable net sales and profitability.

         (ii) During the three months ending June 30, 2000, Q Comm's net sales were $301,321 as compared with $370,811 during the same period in 1999. The slight drop off in sales for this three month comparison is likewise attributable to the manner in which the Company distributes its products. Note:
Our sales have doubled for the second quarter in comparison with the first quarter of this year.

COST OF GOODS SOLD

         (i) The Company's Cost of Goods Sold decreased to $329,123 from $509,622 or approximately 35.5% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease trends first quarter results where the reduction in the cost of good sold is primarily associated with the discontinuation of marketing the master agent reseller program as the Company responded to changes in the marketplace and migrated to its current, national business-to- business development strategy.

         (ii) The Company's Cost of Goods Sold decreased to $212,613 from $272,404 or 21.95% for the three months ended June 30, 2000 as compared with the three months ended June 30, 1999. The reduction in the cost of goods sold during this period is also associated with the discontinuation of marketing the master agent reseller program as the Company responds to changes in the marketplace and continues to migrate to a national business-to-business development strategy.
Note: In a quarter to quarter comparison for this year the increase in the cost of goods sold is directly related to an increase in our sales.

GENERAL AND ADMINISTRATIVE EXPENSES

         (i) Although the Company experienced a reduction in revenue of ___%, sales are now starting to increase as the national business-to-business strategy starts to roll. Sales have increased 103% for the second quarter as compared with the first quarter results. General and Administrative Expenses increase to $600,225 from $575,754 or approximately 4.1%. This increase occurred because a new management team that was brought in to execute a new marketing strategy and business plan.

         (ii) The Company's General and Administrative Expenses also increase in the second quarter three month comparison to $290,637 from $265,722 or approximately 8.6% for the three months comparison of June 30, 2000 and June 30, 1999. As stated above this increase is associated with a new management team brought in to execute a new marketing strategy and business plan.

SELLING EXPENSES

         (i) For the six months ended June 30, 2000 as compared with June 30, 1999, Selling Expenses increased approximately 65% to $62,426 from $22,106. The increase in selling expenses was due to the Company's continued development of a premier suite of products, the continued development of a point-of-sale Qxpress(TM) System, the development and printing of point-of-purchase materials, and the sales efforts associated with building a new independent telecom broker and food wholesaler network for the selling and distribution of its products was the continuing reason for the increase in its Selling Expenses.

         (ii) For the three months ended June 30, 2000 as compared with the three months ended June 30, 1999, Selling Expenses also increased approximately 42.4% to $24,269 from $13,983. This increase was also due to the Company's development of a premier suite of products, the continued development of a point-of-sale Qxpress(TM) System, the development and printing of point-of-purchase materials, and the sales efforts associated with building a new independent telecom broker and food wholesaler network for the selling and distribution of its products was the continuing reason for the increase in its Selling Expenses. Note: In quarter-to-quarter comparison for this year selling expenses further declined for the second quarter to $24,269 from $38,157.

(LOSS) FROM OPERATIONS

         (i) The Company had a (loss) from operations of ($541,803) for the six months ended June 30, 2000 as compared with a (loss) of ($87,013) for the six months ended June 30, 1999. This (loss) was primarily attributable to the Company's change in strategic direction and costs associated with this strategic move from a business to consumer model to a national business-to-business distribution model.

         (ii) The Company had a (loss) from operations of ($226,198) for the three months ended June 30, 2000 as compared with a (loss) of ($181,298) for the three months ended June 30,1999. Again, this loss was primarily attributable to the Company's previously noted change in strategic direction and costs associated with this strategic move from a business to consumer model to a national business-to- business distribution model. Note: Because our sales have increased our (loss) from operations was down from second quarter as compared with the first quarter of ($315,605).

OTHER INCOME (EXPENSE)

         (i) The Company experienced a gain on extinguishment of debt of $94,090 for the six months ended June 30, 2000 as compared with $31,768 for the six months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 was $26,510 as compared with $13,028. When the interest expense is combined with the gain on extinguishment of debt for the first six months the total other income expense was $67,580 for the period ended June 30, 2000 as compared with $18,740 for the six months ended June 30, 1999. This reflects a gain of approximately 72.5%. This increase was attributable primarily to the gain on the extinguishment of debt.

         (ii) Likewise the Company experienced a gain on extinguishment of debt of $79,781 for the three months ended June 30, 2000 as compared with $31,768 for the three months ended June 30, 1999. When the interest expense is combined with the gain on extinguishment of debt for the first three months the total other income expense was $64,832 for the period ended June 30, 2000 as compared with $20,840 for the three months ended June 30, 1999. This reflects an increase of approximately 67.5%. This increase was attributable primarily to the gain on the extinguishment of debt.

NET INCOME (LOSS) BEFORE INCOME TAXES

         (i) For the six months ended June 30, 2000 the Company had a Income Loss Before Income Taxes of ($474,223) as compared with ($68,273) for the six months ended June 30,1999. This decrease in net income before income taxes is largely attributable to the Company's change in the method of sales and distribution of its product. Historically, the Company used a master agent reseller program to sell its prepaid telecommunications products to consumers. The resellers paid licensing fees in order to license the rights to distribute the Company's phone products. Although the Company realized that these licensing revenues would disappear, the Company responded to changes in the prepaid telecom marketplace in order to position itself to significantly improve financial results through large independent telecom brokers and food wholesalers targeting retail distribution environments. This resulted in what the Company believes to be a short-term loss in revenue and net income in exchange for a much larger revenue base and profitability in the foreseeable future.

         (ii) For the three months ended June 30, 2000 the Company had a Income Loss Before Income Taxes of ($161,366) as compared with ($160,458) for the three months ended June 30,1999. This slight increase of ($908) in the year to date comparison in net income before income taxes is largely attributable to the Company's change in the method of sales and distribution of its product. Note:
In quarter-to-quarter comparison for this year the loss for the second quarter was approximately 48.3% less from the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowing. The Company currently has two lines of credit with a bank, secured by equipment and a personal guarantee from an officer of the Company. The draw on the lines were $0 and $49,368 for the period ended June 30, 2000. The interest rate is prime plus 2 percent, plus an additional 5 percent default rate due to noncompliance with the line of credit covenants (14.75% at June 30, 2000) with interest payments due monthly, and the principal due on demand. At various times during the period ended June 30, 2000, the Company was not in compliance the credit covenants prompting the bank to impose a default interest rate on the lines of credit. During the six months ended June 30, 2000, the Company settled the line of credit with a balance of $172,577 for approximately $102,000.

         (ii) As of June 30, 2000, the Company had cash of approximately $40,366 as compared with $377,351, for the period ended June 30, 1999 reflecting a decrease of 89.1% of cash on-hand. In a quarter-to-quarter comparison for this year the Company's cash on-hand decrease to $40,366 from $129,673. In each instance the decrease in cash was due primarily to an increase in the purchase of Qxpress(TM) systems, day-to-day operations and the development and printing of point-of-purchase materials.

         The Company currently anticipates existing sources of liquidity and cash generated from operations to be sufficient to satisfy its cash needs through the next six months. To make future acquisitions or for other forthcoming similar expenses, the Company may seek to increase the amount of its one remaining credit facility or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent.

         The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing of its telecommunications products. No assurance can be given that the Company will be successful in obtaining any additional credit facilities or in generating sufficient capital from the sale of its securities to adequately fund its liquidity needs.

         The Company does not believe that its business is subject to seasonal trends.

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.


New Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

PART II           OTHER INFORMATION

Item. 1           Legal Proceedings

   Q Comm International, Inc. is not a party to any litigation.

Item 2   Changes in Securities

         See Changes in Financial Statements

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Shareholders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

   (i) Form 8-K was filed with the Securities and Exchange Commission on March 20, 2000 to report the acquisition by Q Comm of Azore Acquisition Corporation, a Nevada corporation ("Azore"), as a wholly owned subsidiary through a stock for stock exchange. Immediately following the exchange, Q Comm and Azore entered into a Plan of Merger pursuant to which Azore was merged with and into Q Comm.

   (ii) Form 8-K/A was filed with the Securities and Exchange Commission on April 20, 2000 as an amendment to the Report on Form 8-K for Q Comm originally filed with the Securities and Exchange Commission on March 20, 2000 to include the audited financial statements of Q Comm for the years ended December 31, 1999 and 1998, and pro forma financial information giving effect to the acquisition by Q Comm of Azore Acquisition Corporation.


The following Exhibits are being filed:

27       Financial Data Schedule.

                                   Signatures


         In accordance with Section 13 or 15 (d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Q Comm International, Inc.


Date July 26, 2000
                                              By /s/ Paul C. Hickey
                                                 -----------------------------
                                                 Paul C. Hickey
                                                 Chief Executive Officer


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Q Comm International, Inc.

Signature                                            Position                           Date

By /s/ Paul C. Hickey                                Chief Executive Officer            July 26, 2000
-------------------------
Paul C. Hickey

By /s/ Stephen C. Flaherty                           Acting Chief Financial             July 26, 2000
--------------------------                           Officer
Stephen C. Flaherty                                  a
